Form 10-K
period 1997-01-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 1997-05-19
CIK 1007254

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-K

 X (ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 (FEE REQUIRED)

         For the period from January 17, 1996 (date of formation) through February 1, 1997.

                     Commission file number     33-99362

                World Financial Network National Bank, on behalf
              of World Financial Network Credit Card Master Trust
            ------------------------------------------------------
            (Exact name of registrant as specified in its charter)

            United States                          34-1610866
 (State or other jurisdiction        (I.R.S. employer identification no.)
of incorporation or organization)

                           4590 East Broad Street
                            Columbus, Ohio 43213
                 (Address of principal executive offices)

                               (614) 755-5000
                               (Phone number)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge,in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______ (Not Applicable)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act: Series 1996-A, Class A and Class B and Series 1996-B, Class A and Class B Certificates.

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____

Aggregate market value of voting stock held by nonaffiliates of the registrant. $ 0

No documents have been incorporated by reference in this Form 10-K.

PART 1

In no action letters issued to a variety of issuers of pass-through securities representing ownership interests in trusts established by financial and retailing institutions, whose principal assets are receivables generated under consumer credit accounts owned by such institutions and transferred to such trusts, the Division of Corporation Finance has stated that it would not raise any objection if the servicer of the trust, on behalf of the trust, files its Annual Report on Form 10-K in accordance with a specified format. See, e.g., Sears Credit Account Master Trust II (August 24, 1995), Mercantile Credit Card Master Trust (August 23, 1995); Banc One Credit Card Master Trust
(May 26, 1995); Household Affinity Credit Card Master Trust I (April 29, 1994); Sears Credit Account Master Trust I (December 23, 1993); First Deposit Master Trust (December 23, 1993); Discover Card Trust 1993 B (April 9, 1993); Prime Credit Master Trust (January 29, 1993); Private Label Credit Card Master Trust (May 20, 1992); and Chase Manhattan Credit Card Trust 1990-A (March 22, 1991).

The World Financial Network Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996 between World Financial Network National Bank, as transferor and servicer ("WFNNB"), and The Bank of New York, as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-based certificates under the Agreement and one or more supplements thereto. The property of the Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities.

On May 9, 1996, the Trust issued: $445,500,000 6.70% Class A Asset Backed Certificates, Series 1996-A; $46,750,000 7.00% Class B Asset Backed Certificates, Series 1996-A; $283,500,000 6.95% Class A Asset Backed Certificates, Series 1996-B, and $29,750,000 7.20% Class B Asset Backed Certificates, Series 1996-B. Subsequently, such Certificates were registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

WFNNB, on behalf of the Trust, has prepared and filed this Annual Report on Form 10-K in substantially the form which the Division of Corporation Finance, in the no action letters referred to above, has stated that it would not object to.


ITEM 1.	BUSINESS

The World Financial Network Credit Card Master Trust (the "Trust") was formed pursuant to a pooling and servicing agreement dated as of January 17, 1996
(the "Pooling Agreement") between World Financial Network National Bank
(the "Bank"), as transferor (the "Transferor") and as servicer (the "Servicer"), and the Bank of New York, as trustee (the "Trustee"). The Bank sold to the Trust approximately $1.3 billion of credit card receivables arising in a portfolio of consumer open end credit card accounts (the "Trust Portfolio").
The Trust Portfolio includes the private label credit card programs of a number of national retail and catalogue entities.

The Trust has issued three series of certificates - Series 1996-A, Series 1996-B and Series 1996-VFC. The Series 1996-A and Series 1996-B certificates have been distributed to the public. The Series 1996-VFC certificates have been privately placed. Each outstanding Series includes one or more classes of certificates as well as certain Collateral Interests. The Transferor is required under the Pooling Agreement to maintain a minimum 7% interest in the Trust Portfolio (9% November through January)
(the "Transferor's Interest").

The Bank services the receivables pursuant to the Pooling Agreement and is compensated for acting as the servicer.


ITEM 2.	PROPERTIES

There is nothing to report with regard to this item.


ITEM 3.	LEGAL PROCEEDINGS

There is nothing to report with regard to this item.


ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

PART II


ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
      		STOCKHOLDER MATTERS

To the knowledge of the Bank and the Trust, there is an over the counter market in the Trust's Series 1996-A and Series 1996-B Certificates, although the frequency of transactions varies substantially over time.

ITEM 6.	SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements.


ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Trust was formed January 17, 1996 pursuant to the Pooling and Servicing Agreement between World Financial Network National Bank, as seller
(the "Seller"), Transferor and Servicer and The Bank of New York, as trustee (the "Trustee"). The Seller sold to the Trust approximately
$1.3 billion of receivables arising from certain proprietary credit card programs.

The Trust has sold three series of certificates representing an undivided interest in the Trust Portfolio. In addition, the Trust has sold certain Collateral Interests in the Trust Portfolio. The Transferor is required under the Pooling Agreement to maintain a minimum 7% interest in the Trust Portfolio (9% November through January). The following series of certificates has been issued by the Trust as of February 1, 1997 (dollars in thousands):


                                                      % of Trust
       Description               $ Issued              Portfolio
  --------------------        ---------------       --------------

Series 1996 A, Class A               $445,500                33.7%
Series 1996 A, Class B                $46,750                 3.5%
Series 1996 B, Class A               $283,500                21.5%
Series 1996 B, Class B                $29,750                 2.3%
Series 1996-VFC                      $265,750                20.1%

The Series 1996-A and Series 1996-B certificates have been distributed to the public under prospectuses dated April 9, 1996.

The Bank is the originator of the receivables and continues to service the receivables for the Trust and receives a fee for providing such servicing. Under the Pooling Agreement, new receivables generated under the specified propriety credit card programs are required to be sold to the Trust on a daily basis. If there are insufficient new receivables to maintain the required minimum receivable level in the Trust, principal collections are retained by the Trust for the benefit of the certificateholders or until new receivables are available for purchase.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                            Cross Reference Sheet
-------------------------------------------------------------------------------
                Caption                                        Page
-------------------------------------------------------------------------------
Independent Auditors' Report                                   II-1

Statement of Assets and Liabilities Arising
from Cash Transactions as of February 1,
1997                                                           II-2

Statement of Distributable Income Arising
From Cash Transactions for the period from
January 17, 1996 (date of formation) to
February 1, 1997                                               II-3

Notes to Financial Statements                                  II-4

INDEPENDENT AUDITORS' REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statement of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master Trust (the "Trust") as of February 1, 1997, and the related statement of distributable income arising from cash transactions for the period from January 17, 1996 (date of formation) to February 1, 1997. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion of these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of February 1, 1997, and its distributable income arising from cash transactions for the period from January 17, 1996 (date of formation) to February 1, 1997 on the basis of accounting described in Note 1.

By:/s/ Deloitte & Touch LLP
   -----------------------------------
   Deloitte & Touche LLP
   Columbus, Ohio
   May 12, 1997

             WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENT OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS (in thousands of dollars)

                                                             As of
        Assets                                          February 1, 1997
        ------                                         __________________

   Cash Available for Distribution                             $267,739

   Credit Card Receivables                                    1,321,243
                                                              ----------
           TOTAL ASSETS                                      $1,588,982
                                                             ===========

        Liabilities
       ------------

   Income to be Distributed                                    $267,739

   Asset-backed Certificates:
       Series 1996-A                                            492,250
       Series 1996-B                                            313,250
       Series 1996-VFC                                          265,750
       Collateral Interest                                      135,321
       Transferor's Interest                                    114,672
                                                               --------
          TOTAL LIABILITIES                                  $1,588,982
                                                             ===========



See accompanying Notes to Financial Statements

              WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENT OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS
(in thousands of dollars)

                                            For The Period From January 17, 1996
                                                   (date of formation) to
                                                       February 1, 1997
                                                ----------------------------
Distributable Income
---------------------
Allocable to Principal                                         $2,562,474
Allocable to Interest                                             284,478
                                                               ----------
   Total Distributable Income                                  $2,846,952
                                                               ==========

Income Distributed
------------------
Distribution of Principal to
 Purchase New Receivables                                      $2,320,408
Interest Paid on Asset Backed Certificates                         62,854
Servicing Fees                                                     20,596
Distribution to Purchase New Receivables
 For Amounts Previously Written-Off                                76,201
Distribution on Transferor's Interest                              99,154
                                                               ----------
Income Distributed                                              2,579,213
                                                               ----------
Excess of Distributable Income over Income
 Distributed (Distributed February 17, 1997)                   $  267,739
                                                               ==========

See accompanying Notes to Financial Statements.

            WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST


NOTES TO FINANCIAL STATEMENTS
-----------------------------


NOTE 1.		General Information and Accounting Policies

The World Financial Network Credit Card Master Trust (the "Trust") was formed pursuant to a pooling and servicing agreement, dated as of January 17,1996 (the "Pooling Agreement") between World Financial Network National Bank (the "Bank"), as transferor (the "Transferor") and as servicer (the "Servicer") of receivables (the "Receivables") arising in a portfolio of consumer open end credit card accounts (the "Trust Portfolio") and the Bank of New York, as trustee (the "Trustee"). The Trust Portfolio includes the private label credit card programs of a number of national retail and catalogue entities.

The Bank services the receivables pursuant to the Pooling Agreement and is compensated for acting as the servicer. In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Bank retains physical possession of the documents relating to the receivables as custodian for the Trustee. The Trust has no employees.

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions reflects the amounts to be distributed on February 17, 1997, which represents the distribution of income received by the Trust for the period January 1 through January 31, 1997.

NOTE 2.	Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables. As of February 1, 1997 the Trust had issued the following certificates, representing the indicated undivided interest in the Trust Portfolio:

                                                           % of Trust
             Description                $ Issued            Porfolio
-------------------------------         ---------        -------------

Series 1996 A, Class A                   $445,500                33.7%
Series 1996 A, Class B                    $46,750                 3.5%
Series 1996 B, Class A                   $283,500                21.5%
Series 1996 B, Class B                    $29,750                 2.3%
Series 1996-VFC                          $265,750                20.1%

The Series 1996-A and Series 1996-B certificates were distributed to the public pursuant to a Prospectus dated April 9, 1996. The Series 1996-VFC class of certificates has been retained by three conduit banks. Collectively, holders of all Series are referred to as "Certificateholders."

In addition, certain Collateral Interests were issued by the Trust, representing a 10.2% interest in the Trust Portfolio. Such Collateral Interests are held by three banks at February 1, 1997 (the "Collateral Interestholders"). The Transferor is required to maintain a minimum 7% (9% November through January) interest in the Trust Portfolio (the "Transferor's Interest"). The rights of the Collateral Interestholders to receive distributions are subordinate to the rights of the Class A and B Certificateholders and the Transferor's Interest.

NOTE 3.	Principal and Interest Payment

Collections of principal are used by the Trust to purchase new charge card receivables on a daily basis.

Collections of finance charges, which includes late fees, non-sufficient funds check fees and recoveries of amounts previously written-off, are used to pay interest to the Certificateholders, pay servicing fees and to purchase new charge card receivables equal to amounts written-off during the month. Excess finance charge collections, if any, are distributed to the Servicer.

The distribution date is the 15th day of each month (or, if such day is not a business day, the next following business day).

NOTE 4.	Federal Income Taxes

The Trust is not taxable as a corporation for Federal income tax purposes. Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

NOTE 5.	Supplementary Financial Data (unaudited)

The following is a summary of quarterly distributable income arising from cash transactions:
(in thousands of dollars):



                                     Servicing   Defaulted  Transferor's
Quarter Ended     Principal Interest    Fees    Receivables  Interest   Total
-------------    ---------- --------  --------- ----------- ----------- -----
May 4, 1996       $665,464   $10,974    $5,728     $8,988    $51,006   $742,160
August 3, 1996    $621,533   $19,856    $5,277    $21,743    $15,326   $683,735
November 2, 1996  $627,456   $18,858    $5,681    $27,213    $22,608   $701,816
February 1, 1997  $648,021   $19,981    $5,977    $25,716    $19,546   $719,241
                 ---------   -------    ------    -------   --------  ---------
                $2,562,474   $69,669   $22,663    $83,660   $108,486 $2,846,952
                ==========   =======   =======    =======   ======== ==========

NOTE 6:	Fair Value of Financial Instruments

The fair value of the Trust's credit card receivables approximate their carrying value due to the short maturity and average interest rates approximate current market rates.

The fair value of the asset-backed certificates is estimated to be $1,325,267,000 (carrying value of $1,321,243,000), based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.

ITEM 9.	CHANGES AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISCLOSURE


There is nothing to report with regard to this item.



PART III


ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.


ITEM 11.	EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.


ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
       		MANAGEMENT

There is nothing to report with regard to this item.


ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

PART IV


ITEM 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
       		FORM 8-K

a)       Listed below are the documents filed as part of this report:

         Ommitted

b)       Reports on Form 8-K:

         The following current reports on Form 8-K were filed for the fourth quarter of 1996:

         Monthly Report                   Date of Report
         --------------                   --------------
         November 1996                    December 16, 1996
         December 1996                    January 15, 1996
         January 1997                     February 17, 1997

c)       Omitted

d)       Omitted


                                         SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the Bank, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    By: World Financial Network Credit Card
                                        Master Trust
                                        World Financial Network National Bank,
                                        as Servicer


Date: May 19, 1997               By: /s/ Daniel T. Groomes
      -----------------          ----------------------------------------
                                 Daniel T. Groomes
                                 Vice President Finance