Form 10-K
period 1998-01-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 1998-05-01
CIK 1007254

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-K

 X (ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE -- ACT OF 1934 (FEE REQUIRED)

         For the period from February 2, 1997 through January 31, 1998.

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

                            800 TechCenter Drive
                            Gahanna, Ohio 43230
                 (Address of principal executive offices)

                               (614) 729-4000
                               (Phone number)

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

The Trust has sold three series of certificates representing an undivided interest in the Trust Portfolio. In addition, the Trust has sold certain Collateral Interests in the Trust Portfolio. The Transferor is required under the Pooling Agreement to maintain a minimum 7% interest in the Trust Portfolio (9% November through January). The following series of certificates has been issued by the Trust as of January 31, 1998 (dollars in thousands):


                                                      % of Trust
       Description               $ Issued              Portfolio
  --------------------        ---------------       --------------

Series 1996 A, Class A               $445,500                33.9%
Series 1996 A, Class B                 46,750                 3.6%
Series 1996 B, Class A                283,500                21.6%
Series 1996 B, Class B                 29,750                 2.3%
Series 1996-VFC                       284,000                21.6%

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

Statements of Assets and Liabilities Arising
from Cash Transactions as of January 31, 1998
and February 1, 1997                                           II-2

Statements of Distributable Income Arising
From Cash Transactions for the years ended
January 31, 1998 and February 1, 1997                          II-3

Notes to Financial Statements                                  II-4

INDEPENDENT AUDITORS' REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master
Trust (the "Trust") as of January 31, 1998 and February 1, 1997, and the related statements of distributable income arising from cash transactions for the years then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the cash basis of accounting, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of January 31, 1998 and February 1, 1997, and its distributable income arising from cash transactions for the years then ended on the basis of accounting described in Note 1.

By:/s/ Deloitte & Touche LLP
   -----------------------------------
   Deloitte & Touche LLP
   Columbus, Ohio
   April 27, 1998

             WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS (in thousands of dollars)

                                               As of             As of
        Assets                            January 31, 1998  February 1, 1997
        ------                            ________________  ________________

   Cash Available for Distribution             $276,285         $267,739

   Credit Card Receivables                    1,312,574        1,321,243
                                             ----------       ----------
           TOTAL ASSETS                      $1,588,859       $1,588,982
                                             ==========       ==========

        Liabilities
       -------------

   Income to be Distributed                    $276,285         $267,739

   Asset-backed Certificates:
       Series 1996-A                            492,250          492,250
       Series 1996-B                            313,250          313,250
       Series 1996-VFC                          284,000          265,750
       Collateral Interest                      143,714          135,321
       Transferor's Interest                     79,360          114,672
                                               --------       ----------
          TOTAL LIABILITIES                  $1,588,859       $1,588,982
                                             ==========       ==========



See accompanying Notes to Financial Statements.

              WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS
(in thousands of dollars)

                                                For The           For The
                                               Year Ended        Year Ended
                                            January 31, 1998  February 1, 1997
                                            ----------------  ----------------
Distributable Income
---------------------
Allocable to Principal                         $2,514,524         $2,562,474
Allocable to Interest                             286,516            284,478
                                               ----------         ----------
   Total Distributable Income                  $2,801,040         $2,846,952
                                               ==========         ==========

Income Distributed
------------------
Distribution of Principal to
 Purchase New Receivables                      $2,264,449         $2,320,408
Interest Paid on Asset Backed Certificates         68,855             62,854
Servicing Fees                                     20,649             20,596
Distribution to Purchase New Receivables
 For Amounts Previously Written-Off               105,126             76,201
Distribution on Transferor's Interest              65,676             99,154
                                               ----------         ----------
Income Distributed                              2,524,755          2,579,213
                                               ----------         ----------
Excess of Distributable Income
 over Income Distributed (Distributed
 February 17, 1998 and 1997 respectively)      $  276,285         $  267,739
                                               ==========         ==========

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

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of January 31, 1998 reflects the amounts to be distributed on February 17, 1998, which represents the distribution of income received by the Trust for the period January 1 through January 31, 1998.

NOTE 2.	Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables. As of January 31, 1998 the Trust had issued the following certificates, representing the indicated undivided interest in the Trust Portfolio:

                                                           % of Trust
             Description                $ Issued            Porfolio
-------------------------------         ---------        -------------

Series 1996 A, Class A                   $445,500                33.9%
Series 1996 A, Class B                     46,750                 3.6%
Series 1996 B, Class A                    283,500                21.6%
Series 1996 B, Class B                     29,750                 2.3%
Series 1996-VFC                           284,000                21.6%

The Series 1996-A and Series 1996-B certificates were distributed to the public pursuant to a Prospectus dated April 9, 1996. The Series 1996-VFC class of certificates has been retained by two conduit banks. Collectively, holders of all Series are referred to as "Certificateholders."

In addition, certain Collateral Interests were issued by the Trust, representing a 10.9% interest in the Trust Portfolio. Such Collateral Interests are held by two banks at January 31, 1998 (the "Collateral Interestholders"). The Transferor is required to maintain a minimum 7% (9% November through January) interest in the Trust Portfolio (the "Transferor's Interest"). The rights of the Collateral Interestholders to receive distributions are subordinate to the rights of the Class A and B Certificateholders and the Transferor's Interest.

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

The following is a summary of quarterly distributable income arising from cash transactions:
(in thousands of dollars):



                                     Servicing   Defaulted  Transferor's
Quarter Ended     Principal Interest    Fees    Receivables  Interest   Total
-------------    ---------- --------  --------- ----------- ----------- -----
May 3, 1997       $652,034   $18,368    $5,693    $30,019    $23,390   $729,504
August 2, 1997     601,943    18,651     5,543     28,513     12,836    667,486
November 1, 1997   600,051    18,514     5,518     28,369     17,625    670,077
January 31, 1998   660,496    20,161     5,975     27,624     19,717    733,973
                ----------   -------   -------    -------   -------- ----------
                $2,514,524   $75,694   $22,729   $114,525    $73,568 $2,801,040
                ==========   =======   =======    =======   ======== ==========

                                     Servicing   Defaulted  Transferor's
Quarter Ended     Principal Interest    Fees    Receivables  Interest   Total
-------------    ---------- --------  --------- ----------- ----------- -----
May 4, 1996       $665,464   $10,974    $5,728     $8,988    $51,006   $742,160
August 3, 1996     621,533    19,856     5,277     21,743     15,326    683,735
November 2, 1996   627,456    18,858     5,681     27,213     22,608    701,816
February 1, 1997   648,021    19,981     5,977     25,716     19,546    719,241
                ----------   -------   -------    -------   -------- ----------
                $2,562,474   $69,669   $22,663    $83,660   $108,486 $2,846,952
                ==========   =======   =======    =======   ======== ==========

NOTE 6:	Fair Value of Financial Instruments

The fair value of the Trust's credit card receivables approximate their carrying value due to the short maturity and average interest rates approximate current market rates.

The fair value of the asset-backed certificates is estimated to be $1,340,291,000 (carrying value of $1,312,574,000) as of January 31, 1998 and
$1,325,627,000 (carrying value of $1,321,243,000) as of February 1, 1997, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.

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
       		FORM 8-K

a)       Listed below are the documents filed as part of this report:

         Ommitted

b)       Reports on Form 8-K:

         The following current reports on Form 8-K were filed for the fourth quarter of 1997:

         Monthly Report                   Date of Report
         --------------                   --------------
         November 1997                    December 15, 1997
         December 1997                    January 15, 1998
         January 1998                     February 17, 1998

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


Date: April 30, 1998               By: /s/ Daniel T. Groomes
      -----------------          ----------------------------------------
                                 Daniel T. Groomes
                                 Vice President Finance