Form 10-K
period 1998-12-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 1999-04-01
CIK 1007254

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-K

 X TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

    For the transition period from February 1, 1998 to December 31, 1998.

                     Commission file number     33-99362

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

                               (614) 729-4000
                               (Phone number)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K _______ (Not Applicable)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act: Series 1996-A, Class A and Class B and Series 1996-B, Class A and Class B Certificates.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No ____

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

The Trust has sold three series of certificates representing an undivided interest in the Trust Portfolio. In addition, the Trust has sold certain Collateral Interests in the Trust Portfolio. The Transferor is required under the Pooling Agreement to maintain a minimum 7% interest in the Trust Portfolio (9% November through January). The following series of certificates has been issued by the Trust as of December 31, 1998 (dollars in thousands):


                                                      % of Trust
       Description               $ Issued              Portfolio
  --------------------        ---------------       --------------

Series 1996 A, Class A               $445,500             30.8%
Series 1996 A, Class B                 46,750              3.2%
Series 1996 B, Class A                283,500             19.6%
Series 1996 B, Class B                 29,750              2.1%
Series 1996-VFC                       390,000             27.0%

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

There is nothing to report in regard to this item.


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

Statements of Assets and Liabilities Arising
from Cash Transactions as of December 31, 1998
and January 31, 1998                                           II-2

Statements of Distributable Income Arising From Cash
Transactions for the eleven-month period ended
December 31, 1998 and year ended January 31, 1998              II-3

Notes to Financial Statements                                  II-4

INDEPENDENT AUDITORS' REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master
Trust (the "Trust") as of December 31, 1998 and January 31, 1998, and the related statements of distributable income arising from cash transactions for the eleven month period ended December 31, 1998 and the year ended January
31, 1998. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 1998 and January 31, 1998, and its distributable income arising from cash transactions for the respective stated periods on the basis of accounting described in Note 1.

By:/s/ Deloitte & Touche LLP
   -----------------------------------
   Deloitte & Touche LLP
   Columbus, Ohio
   March 31, 1999

             WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS (in thousands of dollars)

                                                 As of            As of
        Assets                             December 31, 1998  January 31, 1998
        ------                             -----------------  ----------------

   Cash Available for Distribution            $  209,309        $  276,285

   Credit Card Receivables                     1,444,368         1,312,574
                                               ---------         ---------
           TOTAL ASSETS                       $1,653,677        $1,588,859
                                               =========         =========

        Liabilities
       -------------

   Income to be Distributed                   $  209,309        $  267,285

   Asset-backed Certificates:
       Series 1996-A                             492,250           492,250
       Series 1996-B                             313,250           313,250
       Series 1996-VFC                           390,000           284,000
       Collateral Interest                       150,214           143,714
       Transferor's Interest                      98,654            79,360
                                               ---------         ---------
          TOTAL LIABILITIES                   $1,653,677        $1,588,859
                                               =========         =========



See accompanying Notes to Financial Statements.

              WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS
(in thousands of dollars)

                                            For The Eleven         For The
                                          Month Period Ended     Year Ended
                                          December 31, 1998   January 31, 1998
                                          ------------------  ----------------
Distributable Income
---------------------
Allocable to Principal                         $2,323,079         $2,514,524
Allocable to Interest                             289,434            286,516
                                                ---------          ---------
   Total Distributable Income                  $2,612,513         $2,801,040
                                                =========          =========

Income Distributed
------------------
Distribution of Principal to
 Purchase New Receivables                      $2,136,551         $2,264,449
Interest Paid on Asset Backed Certificates         62,837             68,855
Servicing Fees                                     19,007             20,649
Distribution to Purchase New Receivables
 For Amounts Previously Written-Off                95,004            105,126
Distribution on Transferor's Interest              89,805             65,676
                                                ---------          ---------
Income Distributed                              2,403,204          2,524,755
                                                ---------          ---------
Excess of Distributable Income over Income
 Distributed (Distributed January 15, 1999
 and February 17, 1998 respectively)           $  209,309         $  267,285
                                                =========          =========

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

During 1998, the Trust changed its year end to December 31. Prior to that change the Trust used a fifty-two/fifty-three week fiscal year that ended on the Saturday closest to January 31.

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of December 31, 1998 reflects the amounts to be distributed on January 15, 1999, which represents the distribution of income received by the Trust for the period December 1 through December 31, 1998.

NOTE 2.	Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables. As of December 31, 1998 the Trust had issued the following certificates, representing the indicated undivided interest in the Trust Portfolio:

                                                           % of Trust
             Description                $ Issued            Porfolio
-------------------------------         ---------        -------------

Series 1996 A, Class A                   $445,500             30.8%
Series 1996 A, Class B                     46,750              3.2%
Series 1996 B, Class A                    283,500             19.6%
Series 1996 B, Class B                     29,750              2.1%
Series 1996-VFC                           390,000             27.0%

The Series 1996-A and Series 1996-B certificates were distributed to the public pursuant to a Prospectus dated April 9, 1996. The Series 1996-VFC class of certificates has been retained by two conduit banks. Collectively, holders of all Series are referred to as "Certificateholders."

In addition, certain Collateral Interests were issued by the Trust, representing a 10.4% interest in the Trust Portfolio. Such Collateral Interests are held by three banks at December 31, 1998 (the "Collateral Interestholders"). The Transferor is required to maintain a minimum 7% (9% November through January) interest in the Trust Portfolio (the "Transferor's Interest"). The rights of the Collateral Interestholders to receive distributions are subordinate to the rights of the Class A and B Certificateholders and the Transferor's Interest.

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

The following is a summary of quarterly (the quarter ending December 31, 1998 consists of two months) distributable income arising from cash transactions (in thousands of dollars):



                                     Servicing   Defaulted  Transferor's
Quarter Ended     Principal Interest    Fees    Receivables  Interest   Total
-------------    ---------- --------  --------- ----------- ----------- -------
April 30, 1998    $675,252   $18,713    $5,778    $29,059    $33,517   $762,319
July 31, 1998      631,423    19,157     5,732     28,023     23,416    707,751
October 31, 1998   614,195    18,605     5,597     28,483     24,314    691,194
December 31, 1998  402,209    13,463     3,977     18,874     12,726    451,249
                 ---------    ------    ------    -------     ------  ---------
                $2,323,079   $69,938   $21,084   $104,439    $93,973 $2,612,513
                 =========    ======    ======    =======     ======  =========

                                     Servicing   Defaulted  Transferor's
Quarter Ended     Principal Interest    Fees    Receivables  Interest   Total
-------------    ---------- --------  --------- ----------- ----------- -------
May 3, 1997       $652,034   $18,368    $5,693    $30,019    $23,390   $729,504
August 2, 1997     601,943    18,651     5,543     28,513     12,836    667,486
November 1, 1997   600,051    18,514     5,518     28,369     17,625    670,077
January 31, 1998   660,496    20,161     5,975     27,624     19,717    733,973
                 ---------    ------    ------    -------     ------  ---------
                $2,514,524   $75,694   $22,729   $114,525    $73,568 $2,801,040
                 =========    ======    ======    =======     ======  =========

NOTE 6:	Fair Value of Financial Instruments

The fair value of the Trust's credit card receivables approximate their carrying value due to the short maturity and average interest rates approximate current market rates.

The fair value of the asset-backed certificates is estimated to be $1,471,239,882(carrying value of $1,444,368,476) as of December 31, 1998 and
$1,340,291,000 (carrying value of $1,312,574,000) as of January 31, 1998, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.

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
       		FORM 8-K

a)       Listed below are the documents filed as part of this report:

         Ommitted

b)       Reports on Form 8-K:

         The following current reports on Form 8-K were filed for the fourth quarter of 1998:

         Monthly Report                   Date of Report
         --------------                   --------------
         November 1998                    December 15, 1998
         December 1998                    January 15, 1999


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

                                    By: World Financial Network Credit Card
                                        Master Trust
                                        World Financial Network National Bank,
                                        as Servicer


Date: March 31, 1999             By: /s/ Daniel T. Groomes
      --------------             --------------------------
                                 Daniel T. Groomes
                                 President