Form 10-K
period 1999-12-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 2000-03-30
CIK 1007254

=============================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-K

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES -- EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the from January 1, 1999 to December 31, 1999.

                     Commission file number     33-99362

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

Securities registered pursuant to Section 12(g) of the Act: Series 1996-A, Class A, Class B; Series 1996-B, Class A, Class B; and
Series 1999-A Class A.

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

The World Financial Network Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, and amended and restated as of September 17, 1999, between World Financial Network National Bank, as transferor and servicer ("WFNNB"), and the Harris Trust and Savings Bank, as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-based certificates under the Agreement and one or more supplements thereto. The property of the Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities.

On May 9, 1996, the Trust issued: $445,500,000 6.70% Class A Asset Backed Certificates, Series 1996-A; $46,750,000 7.00% Class B Asset Backed Certificates, Series 1996-A; $283,500,000 6.95% Class A Asset Backed Certificates, Series 1996-B, and $29,750,000 7.20% Class B Asset Backed Certificates, Series 1996-B. On September 17, 1999, the Trust issued $473,400,000 1 Month Libor plus 0.33% variable rate Class A Asset Backed Certificates. All of the above such Certificates are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

WFNNB, on behalf of the Trust, has prepared and filed this Annual Report on Form 10-K in substantially the form which the Division of Corporation Finance, in the no action letters referred to above, has stated that it would not object to.


ITEM 1. BUSINESS

The World Financial Network Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, and amended and restated as of September 17, 1999, (the "Pooling Agreement") between World Financial Network National Bank (the "Bank"), as transferor (the "Transferor") and as servicer (the "Servicer"), and the Harris Trust and Savings Bank, as trustee (the "Trustee"). The Bank sold to the Trust approximately $1.83 billion of credit card receivables arising in a portfolio of consumer open end credit card accounts (the "Trust Portfolio"). The Trust Portfolio includes the private label credit card programs of a number of national retail and catalogue entities.

The Trust has issued four series of certificates - Series 1996-A, Series 1996-B, Series 1996-VFC, and Series 1999-A. The Series 1996-A Class A, Series 1996-A Class B, Series 1996-B Class A, Series 1996-B Class B and Series 1999-A Class A have been distributed to the public. The Series 1996-A Class D, and Series 1996-B Class D certificates are held by the Transferor and Servicer, World Financial Network National Bank. The Series 1996-VFC and Series 1999-A, Class B certificates have been privately placed. Each outstanding Series includes one or more classes of certificates as well as certain Collateral Interests. The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January)
(the "Transferor's Interest").

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

PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                STOCKHOLDER MATTERS

To the knowledge of the Bank and the Trust, there is an over the counter market in the Trust's Series 1996-A, Class A and Class B, Series 1996-B, Class A and Class B, and Series 1999-A, Class A Certificates, although the frequency of transactions varies substantially over time.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

The Trust was formed January 17, 1996 pursuant to the Pooling and Servicing Agreement, as amended and restated as of September 17, 1999, between World Financial Network National Bank, as seller (the "Seller"), Transferor and Servicer and The Harris Trust and Savings Bank, as trustee (the "Trustee"). The Seller sold to the Trust approximately $1.83 billion of receivables arising from certain proprietary credit card programs.

The Trust has sold four series of certificates representing an undivided interest in the Trust Portfolio. In addition, the Trust has sold certain Collateral Interests in the Trust Portfolio. The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January). The following series of certificates have been issued by the Trust as of December 31, 1999 (dollars in thousands):



                                                      % of Trust
       Description               $ Issued              Portfolio
  --------------------        ---------------       --------------
Series 1996 A, Class A               $445,500             21.0%
Series 1996 A, Class B                 46,750              2.2%
Series 1996 A, Class D                 13,924              0.7%
Series 1996 B, Class A                283,500             13.4%
Series 1996 B, Class B                 29,750              1.4%
Series 1996 B, Class D                  8,861              0.4%
Series 1996-VFC                       440,000             20.8%
Series 1999 A, Class A                473,400             22.4%
Series 1999 A, Class B                 51,600              2.4%


The Series 1996-A, Class A and Class B and Series 1996-B, Class A and
Class B certificates have been distributed to the public under prospectuses dated April 9, 1996. The Series 1999-A, Class A certificates have been distributed to the public under a prospectus dated September 3, 1999.

The Bank is the originator of the receivables and continues to service the receivables for the Trust and receives a fee for providing such servicing. Under the Pooling Agreement, new receivables generated under the specified proprietary credit card programs are required to be sold to the Trust on a daily basis. If there are insufficient new receivables to maintain the required minimum receivable level in the Trust, principal collections are retained by the Trust for the benefit of the certificateholders or until new receivables are available for purchase.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

To manage our direct risk from market interest rates, we actively monitor the interest rates to minimize the impact that changes in interest rates have on the fair value of assets, net income and cash flow. To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. In addition, we have entered into derivative financial instruments, interest rate swaps, to mitigate our interest rate risk and to effectively lock the interest rate on a portion of our variable rate debt.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                            Cross Reference Sheet
-------------------------------------------------------------------------------
                Caption                                        Page
-------------------------------------------------------------------------------
Independent Auditors' Report                                    6

Statements of Assets and Liabilities Arising
from Cash Transactions as of December 31, 1999
and December 31, 1998                                           7

Statements of Distributable Income Arising From Cash
Transactions for the year ended December 31, 1999
and the eleven-month period ended December 31, 1998             8

Notes to Financial Statements                                   9


INDEPENDENT AUDITORS' REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master
Trust (the "Trust") as of December 31, 1999 and 1998, and the related statements of distributable income arising from cash transactions for the year ended December 31, 1999 and the eleven month period ended December 31, 1998. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As described in Note 1 to the financial statements, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than accounting principles generally accepted in the United States of America.

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 1999 and 1998, and its distributable income arising from cash transactions for the respective periods stated above on the basis of accounting described in Note 1.

By: /s/ Deloitte & Touche LLP
   -----------------------------------
   Deloitte & Touche LLP
   Columbus, Ohio
   March 1, 2000

             WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS (in thousands of dollars)


                                                As of             As of
        Assets                            December 31, 1999  December 31, 1998
        ------                            -----------------  -----------------

   Cash Available for Distribution           $  292,386         $  209,309

   Credit Card Receivables                    2,116,933          1,444,368
                                              ---------          ---------
           TOTAL ASSETS                      $2,409,319         $1,653,677
                                              =========          =========

        Liabilities
       -------------
   Income to be Distributed                  $  292,386         $  209,309

   Asset-backed Certificates:
       Series 1996-A                            506,174            492,250
       Series 1996-B                            322,111            313,250
       Series 1996-VFC                          440,000            390,000
       Series 1999-A                            525,000                  0
       Collateral Interest                      226,675            150,214
       Transferor's Interest                     96,973             98,654
                                              ---------          ---------
          TOTAL LIABILITIES                  $2,409,319         $1,653,677
                                              =========          =========


See accompanying Notes to Financial Statements.

              WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS
(in thousands of dollars)


                                               For The         For The Eleven
                                             Year Ended       Month Period Ended
                                          December 31, 1999   December 31, 1998
                                          ------------------  ------------------
Distributable Income
---------------------
Allocable to Principal                         $2,920,475         $2,323,079
Allocable to Interest                             387,671            289,434
                                                ---------          ---------
   Total Distributable Income                  $3,308,146         $2,612,513
                                                =========          =========

Income Distributed
------------------
Distribution of Principal to
 Purchase New Receivables                      $2,662,111         $2,136,551
Interest Paid on Asset Backed Certificates         91,367             62,837
Servicing Fees                                     27,560             19,007
Distribution to Purchase New Receivables
 For Amounts Previously Written-Off               110,494             95,004
Distribution on Transferor's Interest             124,228             89,805
                                                ---------          ---------
Income Distributed                              3,015,760          2,403,204
                                                ---------          ---------
Excess of Distributable Income over Income
 Distributed (Distributed January 15, 2000
 and January 15, 1999 respectively)            $  292,386         $  209,309
                                                =========          =========

See accompanying Notes to Financial Statements.

            WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST


NOTES TO FINANCIAL STATEMENTS
-----------------------------


NOTE 1.         General Information and Accounting Policies

The World Financial Network Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement, dated as of January 17,1996, and amended and restated as of September 17, 1999, (the "Pooling Agreement") between World Financial Network National Bank
(the "Bank"), as transferor (the "Transferor") and as servicer (the "Servicer") of receivables (the "Receivables") arising in a portfolio of consumer open end credit card accounts (the "Trust Portfolio") and the Harris Trust and Savings Bank, as trustee (the "Trustee"). The Trust Portfolio includes the private label credit card programs of a number of national retail and catalogue entities.

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

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with generally accepted accounting principles in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of December 31, 1999 reflects the amounts to be distributed on January 15, 2000, which represents the distribution of income received by the Trust for the period December 1 through December 31, 1999.

NOTE 2. Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables. As of December 31, 1999 the Trust had issued the following certificates, representing the indicated undivided interest in the Trust Portfolio:


                                                           % of Trust
             Description                $ Issued            Porfolio
-------------------------------         ---------        -------------
Series 1996 A, Class A                   $445,500             21.0%
Series 1996 A, Class B                     46,750              2.2%
Series 1996 A, Class D                     13,924              0.7%
Series 1996 B, Class A                    283,500             13.4%
Series 1996 B, Class B                     29,750              1.4%
Series 1996 B, Class D                      8,861              0.4%
Series 1996-VFC                           440,000             20.8%
Series 1999 A, Class A                    473,400             22.4%
Series 1999 A, Class B                     51,600              2.4%



The Series 1996-A, Class A and Class B and Series 1996-B Class A and
Class B certificates were distributed to the public pursuant to a Prospectus dated April 9, 1996 and the Series 1999-A, Class A certificates were distributed to the public pursuant to a Prospectus dated September 3, 1999. The Series 1996-A, Class D and Series 1996-B, Class D certificates are held by the Transferor and Servicer, World Financial Network National Bank. The Series 1999-A, Class B certificates were privately placed and the Series 1996-VFC class of certificates has been retained by three conduit banks. Collectively, holders of all Series are referred to as "Certificateholders."

In addition, certain Collateral Interests were issued by the Trust, representing a 10.7% interest in the Trust Portfolio. Such Collateral Interests are held by four banks at December 31, 1999 (the "Collateral Interestholders"). The Transferor is required to maintain a minimum 4%
(6% November through January) interest in the Trust Portfolio (the "Transferor's Interest"). The rights of the Collateral Interestholders to receive distributions are subordinate to the rights of the Class A, B and D Certificateholders and the Transferor's Interest.

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

NOTE 5. Supplementary Financial Data (unaudited)

The following is a summary of quarterly (the quarter ending December 31, 1998 consists of two months) distributable income arising from cash transactions (in thousands of dollars):


                                        Servicing   Defaulted    Transferor's
Quarter Ended       Principal  Interest     Fees    Receivables    Interest     Total
-------------       ---------  --------  ---------  -----------   -----------   -----
March 31, 1999       $854,170    $27,002     $8,363    $36,290     $38,850      $964,675
June 30, 1999         616,033     20,410      6,374     24,134      29,107       696,058
September 30, 1999    664,356     23,691      6,865     24,833      35,282       755,027
December 31, 1999     785,916     32,309      9,207     38,960      25,994       892,386
                    ---------    -------     ------    -------     -------     ---------
                   $2,920,475   $103,412    $30,809   $124,217    $129,233    $3,308,146



                                     Servicing   Defaulted  Transferor's
Quarter Ended     Principal Interest    Fees    Receivables  Interest    Total
-------------    ---------- --------  --------- ----------- -----------  -------
April 30, 1998    $675,252   $18,713    $5,778    $29,059    $33,517    $762,319
July 31, 1998      631,423    19,157     5,732     28,023     23,416     707,751
October 31, 1998   614,195    18,605     5,597     28,483     24,314     691,194
December 31, 1998  402,209    13,463     3,977     18,874     12,726     451,249
                 ---------    ------    ------    -------     ------   ---------
                $2,323,079   $69,938   $21,084   $104,439    $93,973  $2,612,513
                 =========    ======    ======    =======     ======   =========


NOTE 6: Fair Value of Financial Instruments

The fair value of the Trust's credit card receivables approximate their carrying value due to the short maturity and average interest rates that approximate current market rates.

The fair value of the asset-backed certificates is estimated to be $2,144,464,035 (carrying value of $2,116,932,959) as of December 31, 1999 and
$1,471,239,882 (carrying value of $1,444,368,476) as of December 31, 1998, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates. (See also Note 7)

NOTE 7: INTEREST SWAPS

In September 1999, the Trust entered into two interest rate swap agreements with JP Morgan Company ("Morgan") with a notional amount of $525 million. The interest rate swaps effectively change the Trust's interest rate exposure on $473.4 million and $51.6 million of securitized acounts receivable to a fixed rate of approximately 6.40% and 6.41% respectively. The notional amount of swaps, $525 million as of December 31, 1999 will decrease with a corresponding decrease of the related securitized receivables. The fair value of the interest rate swaps was estimated based on the monies the Trust would receive if they terminated the agreements.


  Notional                                                             Fair
   Amount                                Variable Rate  Fixed Rate    Value
 (Millions)          Swap Period           Received        Paid     (Millions)
 ----------  --------------------------  -------------  ----------  ----------
   $473.4    September 17, 1999 through  USD-LIBOR-BBA    6.410%       $ 3.7
             July 17, 2006
   $ 51.6    September 17, 1999 through  USD-LIBOR-BBA    6.395%       $ 0.4
             July 17, 2006



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


PART IV


ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

a)       Listed below are the documents filed as part of this report:

         Ommitted

b)       Reports on Form 8-K:

         The following current reports on Form 8-K were filed for the fourth quarter of 1999:


         Monthly Report                   Date of Report
         --------------                   --------------
         October 1999                     November 15, 1999
         November 1999                    December 15, 1999
         December 1999                    January 15, 2000


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

                                    By: World Financial Network Credit Card
                                        Master Trust

                                        World Financial Network National Bank,
                                        as Servicer


Date:  3/31/00                By: /s/ Daniel T. Groomes
      --------------             --------------------------
                                 Daniel T. Groomes
                                 President