Form 10-K
period 2000-12-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 2001-04-02
CIK 1007254

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549

                                    FORM 10-K

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

             For the from January 1, 2000 to December 31, 2000.

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

The World Financial Network Credit Card Master Trust (the "Trust") was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, and amended and restated as of September 17, 1999, between World Financial Network National Bank, as transferor and servicer ("WFNNB"), and The Bank of New York as Trustee. The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-based certificates under the Agreement and one or more supplements thereto. The property of the Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities.

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

The Trust has sold four series of certificates representing an undivided interest in the Trust Portfolio. In addition, the Trust has sold certain Collateral Interests in the Trust Portfolio. The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January). The following series of certificates have been issued by the Trust as of December 31, 2000 (dollars in thousands):

                                                      % of Trust
       Description               $ Issued              Portfolio
  --------------------        ---------------       --------------
Series 1996 A, Class A               $445,500             20.2%
Series 1996 A, Class B                 46,750              2.1%
Series 1996 A, Class D                 13,924              0.6%
Series 1996 B, Class A                283,500             12.9%
Series 1996 B, Class B                 29,750              1.4%
Series 1996 B, Class D                  8,861              0.4%
Series 1996-VFC                       512,500             23.3%
Series 1999 A, Class A                473,400             21.5%
Series 1999 A, Class B                 51,600              2.3%

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

Statements of Assets and Liabilities Arising
from Cash Transactions as of December 31, 2000
and December 31, 1999                                          II-2

Statements of Distributable Income Arising From Cash
Transactions for the year ended December 31, 2000
and the eleven-month period ended December 31, 1999            II-3

Notes to Financial Statements                                  II-4

INDEPENDENT AUDITORS' REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master Trust (the "Trust") as of December 31, 2000 and 1999, and the related statements of distributable income arising from cash transactions for the years then ended. These financial statements are the responsibility of the management of the Trust. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 2000 and 1999, and its distributable income arising from cash transactions for the years then ended on the basis of accounting described in Note 1.

By:
   -----------------------------------
   Deloitte & Touche LLP
   Columbus, Ohio
   February 2, 2001

             WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS (in thousands of dollars)

                                                Year Ended December 31,
                                             -----------------------------
        Assets                                  2000               1999
        ------                               ----------         ----------
   Cash Available for Distribution           $  310,660         $  292,386

   Credit Card Receivables                    2,202,444          2,116,933
                                              ---------          ---------
           TOTAL ASSETS                      $2,513,104         $2,409,319
                                              =========          =========

        Liabilities
       -------------

   Income to be Distributed                  $  310,660         $  292,386

   Asset-backed Certificates:
       Series 1996-A                            506,174            506,174
       Series 1996-B                            322,111            322,111
       Series 1996-VFC                          525,000            440,000
       Series 1999-A                            512,500            525,000
       Collateral Interest                      236,096            226,675
       Transferor's Interest                    100,563             96,973
                                              ---------          ---------
          TOTAL LIABILITIES                  $2,513,104         $2,409,319
                                              =========          =========


See accompanying Notes to Financial Statements.

              WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST
------------------------------------------------------------------------------

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS
(in thousands of dollars)

                                               For The             For The
                                             Year Ended          Year Ended
                                          December 31, 2000   December 31, 1999
                                          ------------------  ------------------
Distributable Income
---------------------
Allocable to Principal                         $3,622,309         $2,920,475
Allocable to Interest                             520,412            387,671
                                                ---------          ---------
   Total Distributable Income                  $4,142,721         $3,308,146
                                                =========          =========

Income Distributed
------------------
Distribution of Principal to
 Purchase New Receivables                      $3,351,788         $2,662,111
Interest Paid on Asset Backed Certificates        131,356             91,367
Servicing Fees                                     38,096             27,560
Distribution to Purchase New Receivables
 For Amounts Previously Written-Off               166,281            110,494
Distribution on Transferor's Interest             144,540            124,228
                                                ---------          ---------
Income Distributed                              3,832,061          3,015,760
                                                ---------          ---------
Excess of Distributable Income over Income
 Distributed (Distributed January 16, 2001
 and January 15, 2000 respectively)            $  310,660         $  292,386
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

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred. The statement of assets and liabilities arising from cash transactions as of December 31, 2000 reflects the amounts to be distributed on January 16, 2001, which represents the distribution of income received by the Trust for the period December 1 through December 31, 2000.

NOTE 2. Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables. As of December 31, 2000 the Trust had issued the following certificates, representing the indicated undivided interest in the Trust Portfolio:

                                                          % of Trust
             Description                $ Issued           Porfolio
-------------------------------         ---------        -------------
Series 1996 A, Class A                   $445,500             20.2%
Series 1996 A, Class B                     46,750              2.1%
Series 1996 A, Class D                     13,924              0.6%
Series 1996 B, Class A                    283,500             12.9%
Series 1996 B, Class B                     29,750              1.4%
Series 1996 B, Class D                      8,861              0.4%
Series 1996-VFC                           512,500             23.3%
Series 1999 A, Class A                    473,400             21.5%
Series 1999 A, Class B                     51,600              2.3%

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

In addition, certain Collateral Interests were issued by the Trust, representing a 10.7% interest in the Trust Portfolio. Such Collateral Interests are held by four banks at December 31, 2000 (the "Collateral Interestholders"). The Transferor is required to maintain a minimum 4% (6% November through January) interest in the Trust Portfolio (the "Transferor's Interest"). The rights of the Collateral Interestholders to receive distributions are subordinate to the rights of the Class A and Class B Certificateholders and the Transferor's Interest.

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

NOTE 5. Supplementary Financial Data (unaudited)

The following is a summary of distributable income for 2000 and 1999 arising from cash transactions (in thousands of dollars):

                                        Servicing   Defaulted  Transferor's
      2000           Principal Interest    Fees    Receivables  Interest      Total
-----------------    --------- -------- ---------  ----------- -----------   -------
Undistributed at
December 31, 1999     $258,364   $12,045    $3,250    $13,723    $5,004      $292,386

Quarter Ended:
 March 31, 2000        902,181    31,749     9,576     42,110    42,874     1,028,490
 June 30, 2000         833,561    32,706     9,460     40,649    34,929       951,305
 September 30, 2000    809,598    32,711     9,437     39,934    37,801       929,481
 December 31, 2000     818,605    34,496     9,771     45,229    32,958       941,059
                     ---------   -------    ------    -------   -------     ---------
                    $3,622,309  $143,707   $41,494   $181,645  $153,566    $4,142,721

                                        Servicing   Defaulted  Transferor's
      1999           Principal Interest    Fees    Receivables  Interest       Total
-----------------    --------- -------- ---------- ----------- -----------    -------
Undistributed at
December 31, 1998    $186,528    $7,100    $2,077     $9,436    $4,169       $209,310

Quarter Ended:
 March 31, 1999       667,642    19,902     6,286     26,854     34,681       755,365
 June 30, 1999        616,033    20,410     6,374     24,134     29,107       696,058
 September 30, 1999   664,356    23,691     6,865     24,833     35,282       755,027
 December 31, 1999    785,916    32,309     9,207     38,960     25,994       892,386
                    ---------   -------    ------    -------    -------     ---------
                   $2,920,475  $103,412   $30,809   $124,217   $129,233    $3,308,146
                    =========   =======    ======    =======    =======     =========

NOTE 6: Fair Value of Financial Instruments

The fair value of the Trust's credit card receivables approximate their carrying value due to the short maturity and average interest rates that approximate current market rates.

The fair value of the asset-backed certificates is estimated to be $2,211,026,987 (carrying value of $2,202,444,268) as of December 31, 2000 and
$2,144,464,035 (carrying value of $2,116,932,959) as of December 31, 1999, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates. (See also Note 7)

NOTE 7: INTEREST SWAPS

In September 1999, the Trust entered into two interest rate swap agreements with JP Morgan Company ("Morgan") with a notional amount of $525 million.
The interest rate swaps effectively change the Trust's interest rate exposure on $473.4 million and $51.6 million of securitized acounts receivable to a fixed rate of approximately 6.40% and 6.41% respectively. The notional amount of swaps, $525 million as of December 31, 2000 will decrease with a corresponding decrease of the related securitized receivables. The fair value of the interest rate swaps was estimated based on the monies the Trust would receive if they terminated the agreements.

  Notional                                                            Fair
   Amount                                Variable Rate  Fixed Rate    Value
 (Millions)          Swap Period           Received        Paid     (Millions)
 ----------  --------------------------  -------------  ----------  ----------
   $473.4    September 17, 1999 through  USD-LIBOR-BBA    6.410%       $(5.5)
             July 17, 2006
   $ 51.6    September 17, 1999 through  USD-LIBOR-BBA    6.395%       $(0.6)
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

PART IV

ITEM 14.        EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                FORM 8-K

a)       Listed below are the documents filed as part of this report:

         Ommitted

b)       Reports on Form 8-K:

         The following current reports on Form 8-K were filed for the fourth quarter of 2000:

         Monthly Report                   Date of Report
         --------------                   --------------
         October 2000                     November 15, 2000
         November 2000                    December 15, 2000
         December 2000                    January 16, 2000

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

                                    By: World Financial Network Credit Card
                                        Master Trust
                                        World Financial Network National Bank,
                                        as Servicer


Date: February 2, 2001              By: /s/ Daniel T. Groomes
      ----------------                  --------------------------
                                        Daniel T. Groomes
                                        President