Form 10-K
period 2001-12-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 2002-03-29
CIK 1007254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the period from January 1, 2001 to December 31, 2001.

Commission file number     333-85463, 333-998

World Financial Network National Bank, on behalf

of World Financial Network Credit Card Master Trust

(Exact name of registrant as specified in its charter)

United States	34-1610866
(State or other jurisdiction)	(I.R.S. employer identification no.)
of incorporation or organization)

800 TechCenter Drive
Gahanna, Ohio 43230
(Address of principal executive offices)

(614) 729-4000
(Phone number)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K         (Not Applicable)

Securities registered pursuant to Section 12(b) of the Act:          None

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

Yes  ☒    No ☐

Aggregate market value of voting stock held by nonaffiliates of the registrant.  $  0

No documents have been incorporated by reference in this Form 10-K.

PART I

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

The World Financial Network Credit Card Master Trust (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, first amended and restated as of September 17, 1999, and restated a second time as of August 1, 2001 (the “Pooling Agreement”), between WFN Credit Company, LLC as transferor (“WFNCC”), World Financial Network National Bank, as servicer (“WFNNB”), and BNY Midwest Trust Company, as Trustee.  The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-backed certificates under the Pooling Agreement and one or more supplements thereto.  The property of the Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities.

On May 9, 1996, the Trust issued: $445,500,000 6.70% Class A Asset Backed Certificates, Series 1996-A;  $46,750,000 7.00% Class B Asset Backed Certificates, Series 1996-A; $283,500,000 6.95% Class A Asset Backed Certificates, Series 1996-B, and $29,750,000 7.20% Class B Asset Backed Certificates, Series 1996-B.  On September 17, 1999, the Trust issued $473,400,000 1 Month Libor plus 0.33% variable rate Class A Asset Backed Certificates.  All of the above Certificates are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

WFNNB, on behalf of the Trust, has prepared and filed this Annual Report on Form 10-K in substantially the form to which the Division of Corporation Finance, in the no action letters referred to above, has stated that it would not object.

ITEM 1.                             BUSINESS

The Trust acquires credit card receivables (the “Receivables”) originated through a number of private label credit card programs of national retail and catalogue entities.  The Receivables are originated or acquired by the Servicer and subsequently sold to the Transferor, which in turn transfers the Receivables to the Trust pursuant to the Pooling Agreement for the purpose of issuing asset backed certificates.

The Trust has issued four series of certificates - Series 1996-A, Series 1996-B, Series 1996-VFC, and Series 1999-A.  The Series 1996-A certificates matured and were paid off in 2001.  The Series 1996-B Class A Certificates, Series 1996-B Class B Certificates and Series 1999-A Class A Certificates were publicly issued.  The Series 1996-B Class D Certificates are held by WFNCC.  The Series 1996-VFC Certificates and Series 1999-A, Class B Certificates have been privately placed.  Each outstanding Series includes one or more classes of certificates as well as certain Collateral Interests.  In addition, the Trust has issued to WFNCC the World Financial Network Master Trust Collateral Certificate (the “Collateral Certificate”), which represents an undivided interest in the Receivables.  WFNCC subsequently transferred the Collateral Certificate to the World Financial Network Credit Card Master Note Trust pursuant to a transfer and servicing and agreement.  The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January) (the “Transferor’s Interest”).

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

PART II

ITEM 5.                             MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

To the knowledge of the Bank and the Trust, there is an over the counter market in the Trust’s Series 1996-B, Class A and Class B, and Series 1999-A, Class A Certificates.  The frequency of such transactions varies from year to year.

ITEM 6.                             SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements.

ITEM 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Pooling and Servicing Agreement was amended and restated a second time as of August 1, 2001, between WFN Credit Company, LLC as transferor (the “Transferor”), World Financial Network National Bank as servicer (the “Servicer”), and BNY Midwest Trust Company as trustee (the “Trustee”).  As of August 1, 2001, the Trust issued the World Financial Network Credit Card Master Trust Collateral Certificate (the “Collateral Certificate”) to WFN Credit Company, LLC, which in turn assigned the Collateral Certificate to the World Financial Network Master Note Trust.  The World Financial Network Master Note Trust subsequently issued certain asset backed notes.

The Trust has sold four series of certificates representing an undivided interest in the Trust Portfolio.  In addition, the Trust has sold certain Collateral Interests in the Trust Portfolio as well as the Collateral Certificate.  The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January).  The following series of certificates have been issued by the Trust and are outstanding as of December 31, 2001 (dollars in thousands):

		% of Trust
Description	$ Issued	Portfolio
Series 1996-B, Class A	$283,500	12.5%
Series 1996-B, Class B	29,750	1.3%
Series 1996-B, Class D	8,861	0.4%
Series 1996-VFC	286,000	12.6%
Series 1999-A, Class A	473,400	20.8%
Series 1999-A, Class B	51,600	2.3%
Collateral Certificate	900,000	39.6%

The Series 1996-B, Class A and Class B certificates have been distributed to the public under prospectuses dated April 9, 1996.  The Series 1999-A, Class A certificates have been distributed to the public under a prospectus dated September 3, 1999.

The Bank is the originator and puchaser of the receivables, continues to service the receivables for the Trust and receives a fee for providing such servicing.  Under the Pooling Agreement, new receivables generated under the specified proprietary credit card programs are required to be sold to the Trust on a daily basis.  If there are insufficient new receivables to maintain the required minimum receivables level in the Trust, principal collections are retained by the Trust for the benefit of the certificateholders or until new receivables are available for purchase.

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

INDEPENDENT AUDITORS’ REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master Trust (the “Trust”) as of December 31, 2001 and 2000, and the related statements of distributable income arising from cash transactions for the years then ended.  These financial statements are the responsibility of the management of the Trust.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 2001 and 2000, and its distributable income arising from cash transactions for the years then ended on the basis of accounting described in Note 1.

By:

Deloitte & Touche LLP
Columbus, Ohio
March 26, 2002

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS

	Year Ended December 31,
	2001	2000
Assets	(in thousands of dollars)
Cash Available for Distribution	$373,914	$310,660

Credit Card Receivables	2,275,302	2,202,444

Total Assets	$2,649,216	$2,513,104

Liabilities
Income to be Distributed	$373,914	$310,660

Asset-backed Certificates:
Series 1996-A	—	506,174
Series 1996-B	322,111	322,111
Series 1996-VFC	286,000	512,500
Series 1999-A	525,000	525,000
Collateral Certificate	900,000	—
Collateral Interest	150,750	236,096
Transferor’s Interest	91,441	100,563

Total Liabilities	$2,649,216	$2,513,104

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS

	For The	For The
	Year Ended	Year Ended
	December 31, 2001	December 31, 2000
	(in thousands of dollars)
Distributable Income
Allocable to Principal	$3,771,493	$3,622,309
Allocable to Interest	543,204	520,412

Total Distributable Income	$4,314,697	$4,142,721

Income Distributed
Distribution of Principal to Purchase New Receivables	$3,440,858	$3,351,788
Interest Paid on Asset Backed Certificates	122,846	131,356
Servicing Fees	39,238	38,096
Distribution to Purchase New Receivables for Amounts Previously Written-off	207,228	166,281
Distribution on Transferor’s Interest	130,613	144,540

Income Distributed	$3,940,783	$3,832,061

Excess of Distributable Income over Income Distributed (Distributed January 15, 2002 and January 16, 2001 respectively)	$373,914	$310,660

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 1.                         General Information and Accounting Policies

The World Financial Network Credit Card Master Trust (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement, dated as of January 17,1996, first amended and restated as of September 17, 1999, and restated a second time as of August 1, 2001 (the “Pooling Agreement”) between WFN Credit Company, LLC, (“WFNCC”) as transferor (the “Transferor”) and World Financial Network National Bank (the “Bank”), as servicer (the “Servicer”) of receivables (the “Receivables”) arising in a portfolio of consumer open end credit card accounts (the “Trust Portfolio”) and BNY Midwest Trust Company, as trustee (the “Trustee”).  The Trust Portfolio includes the private label credit card programs of a number of national retail and catalogue entities.

The Bank services the receivables pursuant to the Pooling Agreement and is compensated for acting as the Servicer.  In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Bank retains physical possession of the documents relating to the receivables as custodian for the Trustee.  The Trust has no employees.

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred.  The statement of assets and liabilities arising from cash transactions as of December 31, 2001 reflects the amounts to be distributed on January 15, 2002, which represents the distribution of income received by the Trust for the period December 1 through December 31, 2001.

NOTE 2.                         Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables.  As of December 31, 2001 the Trust had issued and had outstanding the following certificates, representing the indicated undivided interest in the Trust Portfolio:

		% of Trust
Description	$ Issued	Portfolio
Series 1996-B, Class A	$283,500	12.5%
Series 1996-B, Class B	29,750	1.3%
Series 1996-B, Class D	8,861	0.4%
Series 1996-VFC	286,000	12.6%
Series 1999-A, Class A	473,400	20.8%
Series 1999-A, Class B	51,600	2.3%
Collateral Certificate	900,000	39.6%

The Series 1996-B Class A and Class B Certificates were publicly issued pursuant to a Prospectus dated April 9, 1996.  The Series 1999-A, Class A Certificates were distributed to the public pursuant to a Prospectus dated September 3, 1999.  The Series 1996-B, Class D Certificate is held by the Transferor WFN Credit Company, LLC.  The Series 1999-A, Class B Certificates were privately placed, and the Series 1996-VFC Certificates have been purchased by three conduit banks.  The Collateral Certificate is held by World Financial Network Master Note Trust.  Collectively, holders of all Series are referred to as “Certificateholders.”

In addition, certain Collateral Interests were issued by the Trust, representing a 6.6% interest in the Trust Portfolio.  Such Collateral Interests were held by three banks as of December 31, 2001 (the “Collateral Interestholders”).  The Transferor is required to maintain a minimum 4% (6% November through January) interest in the Trust Portfolio (the “Transferor’s Interest”).  The rights of the Collateral Interestholders to receive distributions are subordinate to the rights of the Class A and Class B Certificateholders and the Transferor’s Interest.

NOTE 3.                         Principal and Interest Payment to Certificateholders

Collections of principal are used by the Trust to make principal distributions with respect to certain series, to restore certain reserve and cash collateral accounts and to purchase new charge card receivables on a daily basis.

Collections of finance charges, which includes late fees, non-sufficient funds check fees and recoveries of amounts previously written-off, are used to pay interest to the Certificateholders, pay servicing fees and to purchase new charge card receivables equal to amounts written-off during the month.  Excess finance charge collections, if any, are distributed to the Transferor.

The distribution date is the 15th day of each month (or, if such day is not a business day, the next following business day).

NOTE 4.                         Federal Income Taxes

The Trust is not taxable as a corporation for Federal income tax purposes.  Accordingly, no provision for income taxes is reflected in the accompanying financial statements.

NOTE 5.                         Supplementary Financial Data (unaudited)

The following is a summary of distributable income for 2001 and 2000 arising from cash transactions (in thousands of dollars):

			Servicing	Defaulted	Transferor’s
2001	Principal	Interest	Fees	Receivables	Interest	Total
Undistributed at December 31, 2000	$270,521	$12,351	$3,399	$16,169	$8,220	$310,660

Quarter Ended:
March 31, 2001	896,275	33,057	9,981	50,423	41,093	1,030,829
June 30, 2001	828,408	29,918	9,860	51,597	30,004	949,787
September 30, 2001	869,189	27,959	9,545	52,409	35,518	994,620
December 31, 2001	907,100	28,959	9,941	55,014	27,787	1,028,801

Total	$3,771,493	$132,244	$42,726	$225,612	$142,622	$4,314,697

			Servicing	Defaulted	Transferor’s
2000	Principal	Interest	Fees	Receivables	Interest	Total
Undistributed at December 31, 1999	$258,364	$12,045	$3,250	$13,723	$5,004	$292,386

Quarter Ended:
March 31, 2000	902,181	31,749	9,576	42,110	42,874	1,028,490
June 30, 2000	833,561	32,706	9,460	40,649	34,929	951,305
September 30, 2000	809,598	32,711	9,437	39,934	37,801	929,481
December 31, 2000	818,605	34,496	9,771	45,229	32,958	941,059

Total	$3,622,309	$143,707	$41,494	$181,645	$153,566	$4,142,721

NOTE 6:                        Fair Value of Financial Instruments

The fair value of the Trust’s credit card receivables approximate their carrying value due to the short maturity and average interest rates that approximate current market rates.

The fair value of the asset-backed certificates is estimated to be $2,285,277,843 (carrying value of $2,275,301,593) as of December 31, 2001 and $2,211,026,987 (carrying value of $2,202,444,268) as of December 31, 2000, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.  (See also Note 7)

NOTE 7: INTEREST SWAPS

In September 1999, the Trust entered into two interest rate swap agreements with the JPMorgan Chase Bank (“Morgan”) with a notional amount of $525 million.  Management believes the counterparty will be able to perform under the terms of the interest rate swap agreements.  The interest rate swaps effectively change the Trust’s interest rate exposure on $473.4 million and $51.6 million of securitized acounts receivable to a fixed rate of approximately 6.40% and 6.41% respectively.  The notional amount of swaps, $525 million as of December 31, 2001 will decrease with a corresponding decrease of the related securitized receivables.  The fair value of the interest rate swaps was estimated based on the monies the Trust would pay if they terminated the agreements.

Notional				Fair
Amount		Variable Rate	Fixed Rate	Value
(Millions)	Swap Period	Received	Paid	(Millions)
$473.4	September 17, 1999 through July 17, 2006	USD-LIBOR-BBA	6.395%	$(15.4)

$51.6	September 17, 1999 through July 17, 2006	USD-LIBOR-BBA	6.410%	$(1.8)

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

PART IV

ITEM 14.                      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)     Listed below are the documents filed as part of this report:

                Ommitted

b)    Reports on Form 8-K:

                The following current reports on Form 8-K were filed for the fourth quarter of 2001:

Monthly Report	Date of Report
October 2001	November 15, 2001
November 2001	December 17, 2001
December 2001	January 15, 2002

c)     Omitted

d)    Omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		By:	World Financial Network Credit Card
Master Trust
World Financial Network National
Bank, as Servicer

Date:	March 29, 2002	By:	Daniel T. Groomes
President