Form 10-K
period 2002-12-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 2003-03-31
CIK 1007254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the period from January 1, 2002 to December 31, 2002.

Commission file number 333-85463, 333-998

World Financial Network National Bank, on behalf of
World Financial Network Credit Card Master Trust
(Exact name of registrant as specified in its charter)

United States	34-1610866
(State or other jurisdiction) of incorporation or organization)	(I.R.S. employer identification no.)

800 TechCenter Drive
Gahanna, Ohio 43230
(Address of principal executive offices)

(614) 729-4000
(Phone number)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K                   (Not Applicable)

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).

Yes  ☐   No ☒

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act: Series 1996-B, Class A, Class B.

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

The World Financial Network Credit Card Master Trust (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement dated as of January 17, 1996, first amended and restated as of September 17, 1999, and restated a second time as of August 1, 2001 (the “Pooling Agreement”), between WFN Credit Company, LLC as transferor (“WFNCC”), World Financial Network National Bank, as servicer (“WFNNB” or the “Bank”), and BNY Midwest Trust Company, as Trustee.  The Trust was formed for the purpose of acquiring certain trust assets and issuing asset-backed certificates under the Pooling Agreement and one or more supplements thereto.  The property of the Trust includes receivables arising under private label credit card programs for a number of national retail and catalogue entities.

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

The Trust has issued four series of certificates - Series 1996-A, Series 1996-B, Series 1996-VFC, and Series 1999-A.  The Series 1996-A certificates matured and were paid off in 2001 and the Series 1999-A certificates matured and were paid off in 2002.  The Series 1996-B Class A Certificates, Series 1996-B Class B Certificates and Series 1999-A Class A Certificates were publicly issued.  The Series 1996-B, Class D certificates were sold to Alliance Data Systems Corporation, which is the parent company to the Bank.  The Series 1996-VFC Certificates and Series 1999-A, Class B Certificates have been privately placed.  The Series 1996-VFC certificates were paid off in 2003.  Each outstanding Series includes one or more classes of certificates as well as certain Collateral Interests.  In addition, the Trust has issued to WFNCC the World Financial Network Master Trust Collateral Certificate (the “Collateral Certificate”), which represents an undivided interest in the Receivables.  WFNCC subsequently transferred the Collateral Certificate to the World Financial Network Credit Card Master Note Trust pursuant to a transfer and servicing agreement.  The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January) (the “Transferor’s Interest”).

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

To the knowledge of the Bank and the Trust, there is an over the counter market in the Trust’s Series 1996-B, Class A and Class B Certificates.  The frequency of such transactions varies from year to year.

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

The Trust has sold four series of certificates representing an undivided interest in the Trust Portfolio.  In addition, the Trust has sold certain Collateral Interests in the Trust Portfolio as well as the Collateral Certificate.  The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January).  The following series of certificates have been issued by the Trust and are outstanding as of December 31, 2002 (dollars in thousands):

Description	$ Issued	% of Trust Portfolio

Series 1996-B, Class A	$283,500	11.4%
Series 1996-B, Class B	29,750	1.2%
Series 1996-B, Class D	8,861	0.4%
Series 1996-VFC	261,000	10.5%
Collateral Certificate	1,730,058	69.4%

The Series 1996-B, Class A and Class B certificates have been distributed to the public under prospectuses dated April 9, 1996.

The Bank is the originator of the receivables, continues to service the receivables for the Trust and receives a fee for providing such servicing.  Under the Pooling Agreement, new receivables generated under the specified proprietary credit card programs are required to be sold to the Trust on a daily basis.  If there are insufficient new receivables to maintain the required minimum receivables level in the Trust, principal collections are retained by the Trust for the benefit of the certificateholders or until new receivables are available for purchase.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

To manage our direct risk from market interest rates, we actively monitor the interest rates to minimize the impact that changes in interest rates have on the fair value of assets and cash flow.  To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements.  In addition, we have entered into derivative financial instruments, interest rate swaps, to mitigate our interest rate risk and to effectively lock the interest rate on a portion of our variable rate debt.  However, at December 31, 2002 all derivative instruments had been terminated in conjunction with the 2002 maturity and pay out of the related Series 1999-A certificates.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cross Reference Sheet

INDEPENDENT AUDITORS’ REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master Trust (the “Trust”) as of December 31, 2002 and 2001, and the related statements of distributable income arising from cash transactions for the years then ended.  These financial statements are the responsibility of the management of the Trust.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 2002 and 2001, and its distributable income arising from cash transactions for the years then ended on the basis of accounting described in Note 1.

By:	/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
March 28, 2003

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	December 31,
	2002	2001
Assets
Cash Available for Distribution	$458,920	$373,914

Credit Card Receivables	2,492,387	2,275,302

Total Assets	$2,951,307	$2,649,216

Liabilities

Income to be Distributed	$458,920	$373,914

Asset-backed Certificates:
Series 1996-B	322,111	322,111
Series 1996-VFC	261,000	286,000
Series 1999-A	—	525,000
Collateral Certificate	1,730,058	900,000
Collateral Interest	75,750	150,750
Transferor’s Interest	103,468	91,441

Total Liabilities	$2,951,307	$2,649,216

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	For The Year Ended December 31, 2002	For The Year Ended December 31, 2001
Distributable Income
Allocable to Principal	$4,439,344	$3,771,493
Allocable to Interest	613,129	543,204

Total Distributable Income	$5,052,473	$4,314,697

Income Distributed
Distribution of Principal to Purchase New Receivables	$4,029,963	$3,440,858
Interest Paid on Asset Backed Certificates	113,047	122,846
Servicing Fees	42,761	39,238
Distribution to Purchase New Receivables for Amounts Previously Written-off	216,141	207,228
Distribution on Transferor’s Interest	191,641	130,613

Income Distributed	$4,593,553	$3,940,783

Excess of Distributable Income over Income Distributed (Distributed January 15, 2003 and January 15, 2002 respectively)	$458,920	$373,914

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

NOTES TO FINANCIAL STATEMENTS

NOTE 1.         General Information and Accounting Policies

The World Financial Network Credit Card Master Trust (the “Trust”) was formed pursuant to a Pooling and Servicing Agreement, dated as of January 17,1996, first amended and restated as of September 17, 1999, and restated a second time as of August 1, 2001 (the “Pooling Agreement”) between WFN Credit Company, LLC, (“WFNCC”) as transferor (the “Transferor”) and World Financial Network National Bank (the “Bank”), as servicer (the “Servicer”) of receivables (the “Receivables”) arising from a portfolio of consumer open end credit card accounts (the “Trust Portfolio”) and BNY Midwest Trust Company, as trustee (the “Trustee”).  The Trust Portfolio includes the private label credit card programs of a number of national retail and catalogue entities.

The Bank services the receivables pursuant to the Pooling Agreement and is compensated for acting as the Servicer.  In order to facilitate its servicing functions and minimize administrative burdens and expenses, the Bank retains physical possession of the documents relating to the receivables as custodian for the Trustee.  The Trust has no employees.

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred.  The statement of assets and liabilities arising from cash transactions as of December 31, 2002 reflects the amounts to be distributed on January 15, 2003, which represents the distribution of income received by the Trust for the period December 1 through December 31, 2002.

NOTE 2.         Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables.  As of December 31, 2002 the Trust had issued and had outstanding the following certificates, representing the indicated undivided interest in the Trust Portfolio:

Description	$ Issued	% of Trust Portfolio

Series 1996-B, Class A	$283,500	11.4%
Series 1996-B, Class B	29,750	1.2%
Series 1996-B, Class D	8,861	0.4%
Series 1996-VFC	261,000	10.5%
Collateral Certificate	1,730,058	69.4%

The Series 1996-B Class A and Class B Certificates were publicly issued pursuant to a Prospectus dated April 9, 1996.  The Series 1996-VFC

Certificates have been purchased by three conduit banks.  The Collateral Certificate is held by World Financial Network Master Note Trust.  Collectively, holders of all Series are referred to as “Certificateholders.”

In addition, certain Collateral Interests were issued by the Trust, representing a 3.0% interest in the Trust Portfolio.  Such Collateral Interests were held by two banks as of December 31, 2002 (the “Collateral Interestholders”).  The Transferor is required to maintain a minimum 4% (6% November through January) interest in the Trust Portfolio (the “Transferor’s Interest”).  The rights of the Collateral Interestholders to receive distributions are subordinate to the rights of the Class A and Class B Certificateholders and the Transferor’s Interest.

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

NOTE 5.         Supplementary Financial Data (unaudited)

The following is a summary of distributable income for 2002 and 2001 arising from cash transactions (in thousands of dollars):

2002	Principal	Interest	Servicing Fees	Defaulted Receivables	Transferor’s Interest	Total

Undistributed at December 31, 2001	$330,636	$9,397	$3,489	$18,384	$12,008	$373,914

Quarter Ended:
March 31, 2002	1,049,091	28,401	10,329	55,359	53,168	1,196,348
June 30, 2002	1,002,556	29,224	10,426	55,223	40,838	1,138,267
September 30, 2002	978,914	29,086	11,511	50,293	52,955	1,122,759
December 31, 2002	1,078,147	25,861	10,804	56,253	50,120	1,221,185

Total	$4,439,344	$121,969	$46,559	$235,512	$209,089	$5,052,473

2001	Principal	Interest	Servicing Fees	Defaulted Receivables	Transferor’s Interest	Total

Undistributed at December 31, 2000	$270,521	$12,351	$3,399	$16,169	$8,220	$310,660

Quarter Ended:
March 31, 2001	896,275	33,057	9,981	50,423	41,093	1,030,829
June 30, 2001	828,408	29,918	9,860	51,597	30,004	949,787
September 30, 2001	869,189	27,959	9,545	52,409	35,518	994,620
December 31, 2001	907,100	28,959	9,941	55,014	27,787	1,028,801

Total	$3,771,493	$132,244	$42,726	$225,612	$142,622	$4,314,697

NOTE 6:         Fair Value of Financial Instruments

The fair value of the Trust’s credit card receivables approximate their carrying value due to the short maturity and average interest rates that approximate current market rates.

The fair value of the asset-backed certificates is estimated to be $2,391,926,922 (carrying value of $2,388,918,563) as of December 31, 2002 and $2,193,837,010 (carrying value of $2,183,860,760) as of December 31, 2001, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.  (See also Note 7)

NOTE 7:         INTEREST SWAPS

In September 1999, the Trust entered into two interest rate swap agreements with the JPMorgan Chase Bank (“Morgan”) with a notional amount of $525 million.  The interest rate swaps effectively changed the Trust’s interest rate exposure on $473.4 million and $51.6 million of securitized accounts receivable to a fixed rate of approximately 6.40% and 6.41% respectively.  The notional amount of swaps, $525 million as of December 31, 2001 decreased during 2002, and were terminated, with the corresponding scheduled amortization and payoff of the 1999-A Certificates.

NOTE 8:         Publicly Issued Certificates

On May 9, 1996, the Trust issued: $445,500,000 6.70% Class A Asset Backed Certificates, Series 1996-A;  $46,750,000 7.00% Class B Asset Backed Certificates, Series 1996-A; $283,500,000 6.95% Class A Asset Backed Certificates, Series 1996-B, and $29,750,000 7.20% Class B Asset Backed Certificates, Series 1996-B.  The Series 1996-A certificates matured and were fully paid out in 2001, the Series 1996-B certificates remain outstanding as of December 31, 2002.  On September 17, 1999, the Trust issued $473,400,000 1 Month Libor plus 0.33% variable rate Class A Asset Backed Certificates.  The Series 1999-A certificates matured and were fully paid out during 2002.  All of the above Certificates are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

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

PART IV

ITEM 14.               CONTROLS AND PROCEDURES

Not applicable.  The Registrant is an Asset Backed Issuer (as defined in Exchange Act Rules 13a - 14 (g) and 15d - 14 (g)) and is therefore not required to disclose information under Item 307 of Regulation S-K.  See paragraph (c) of Item 307 of Regulation S-K.

ITEM 15.               EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)     Listed below are the documents filed as part of this report:

(1)                      The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description

99.1	Annual Servicer’s Certificate
99.2	Certificate of Chief Executive Officer of World Financial Network National Bank, as Servicer
99.3	Certificate of Chief Financial Officer of World Financial Network National Bank, as Servicer

b)    Reports on Form 8-K:

The following current reports on Form 8-K were filed for the fourth quarter of 2001:

Monthly Report	Date of Report

October 2002	November 15, 2002
November 2002	December 16, 2002
December 2002	January 15, 2003

c)     Omitted

d)    Omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	World Financial Network Credit Card
Master Trust (Registrant)
World Financial Network National
Bank, as Servicer

/s/ Daniel T. Groomes
Date: 3/28/03	By:	Daniel T. Groomes
President

CERTIFICATION OF

CHIEF EXECUTIVE OFFICER

OF

WORLD FINANCIAL NETWORK NATIONAL BANK, AS SERVICER OF

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

I, Ivan Szeftel, certify that:

1.             I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of World Financial Network Credit Card Master Trust;

2.             Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.             Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.             I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.             The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: 3/28/03

/s/ Ivan Szeftel

Ivan Szeftel
Chief Executive Officer

CERTIFICATION OF

CHIEF FINANCIAL OFFICER

OF

WORLD FINANCIAL NETWORK NATIONAL BANK, AS SERVICER OF

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

I, Daniel T. Groomes, certify that:

1.     I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of World Financial Network National Bank on behalf of World Financial Network Credit Card Master Trust;

2.     Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report;

3.     Based on my knowledge, the distribution or servicing information required to be provided to the trustee by the servicer under the pooling and servicing, or similar, agreement, for inclusion in these reports is included in these reports;

4.     I am responsible for reviewing the activities performed by the servicer under the pooling and servicing, or similar, agreement and based upon my knowledge and the annual compliance review required under that agreement, and except as disclosed in the reports, the servicer has fulfilled its obligations under that agreement; and

5.     The reports disclose all significant deficiencies relating to the servicer’s compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the pooling and servicing, or similar, agreement, that is included in these reports.

Date: 3/28/03

/s/ Daniel T. Groomes

Daniel T. Groomes
Chief Financial Officer