Form 10-K
period 2003-12-31
WORLD FINANCIAL NETWORK NATIONAL BANK
filed 2004-03-30
CIK 1007254

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C.   20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the period from January 1, 2003 to December 31, 2003.

Commission file number  333-85463, 333-998

World Financial Network National Bank, on behalf
of World Financial Network Credit Card Master Trust

(Exact name of registrant as specified in its charter)

United States	34-1610866
(State or other jurisdiction) of incorporation or organization)	(I.R.S. employer identification no.)

800 TechCenter Drive, Gahanna, Ohio (Address of principal executive offices)	43230 (Zip Code)

(614) 729-4000

(Phone number)

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K  ☐ (Not Applicable)

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(c) of the Securities Exchange Act 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  ☒    No  ☐

Indicated by check mark whether the registrant is an accelerated filer (as defined in 12b-2 of the Act). Yes  ☐    No  ☒

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

2

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

The Trust has issued several series of certificates to investors in registered public transactions and private placements.  All of these certificates have matured and been fully paid. In addition, the Trust has issued to WFNCC the World Financial Network Master Trust Collateral Certificate (the “Collateral Certificate”), which represents an undivided interest in the Receivables.  WFNCC subsequently transferred the Collateral Certificate to the World Financial Network Credit Card Master Note Trust pursuant to a transfer and servicing agreement.  The Transferor is required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January) (the “Transferor’s Interest”).

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

All publicly issued certificates have matured and been fully paid.

3

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

The Trust has sold four series of certificates representing an undivided interest in the Trust Portfolio.  All of the certificates, except the Collateral Certificate issued to the WFN Credit Company, LLC, and Collateral Interests have matured and been paid in full as of December 31, 2003.  The Transferor was required under the Pooling Agreement to maintain a minimum 4% interest in the Trust Portfolio (6% November through January).

Description	$ Issued	% of Trust Portfolio

Collateral Certificate	2,423,699	100.0%

4

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

To manage our direct risk from market interest rates, we actively monitor the interest rates to minimize the impact that changes in interest rates have on the fair value of assets and cash flow.  To achieve this objective, we manage our exposure to fluctuations in market interest rates through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements.  In addition, we have entered into derivative financial instruments, interest rate swaps, to mitigate our interest rate risk and to effectively lock the interest rate on a portion of our variable rate debt.  However, at December 31, 2003 all derivative instruments had been terminated in conjunction with the 2002 maturity and pay out of the related Series 1999-A certificates.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Cross Reference Sheet

5

INDEPENDENT AUDITORS’ REPORT

To the World Financial Network Credit Card Master Trust

We have audited the accompanying statements of assets and liabilities arising from cash transactions of the World Financial Network Credit Card Master Trust (the “Trust”) as of December 31, 2003 and 2002, and the related statements of distributable income arising from cash transactions for the years then ended.  These financial statements are the responsibility of the management of the Trust.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the assets and liabilities arising from cash transactions of the Trust as of December 31, 2003 and 2002, and its distributable income arising from cash transactions for the years then ended, on the basis of accounting described in Note 1.

By:	/s/ Deloitte & Touche LLP
Deloitte & Touche LLP
Columbus, Ohio
March 24, 2004

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

STATEMENTS OF ASSETS AND LIABILITIES ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	December 31,
	2003	2002
Assets
Cash Available for Distribution	$414,078	$458,920

Credit Card Receivables	2,543,851	2,492,387

Total Assets	$2,957,929	$2,951,307

Liabilities

Income to be Distributed	$414,078	$458,920

Asset-backed Certificates:
Series 1996-B	—	322,111
Series 1996-VFC	—	261,000
Series 1999-A	—	—
Collateral Certificate	2,423,699	1,730,058
Collateral Interest	—	75,750
Transferor’s Interest	120,152	103,468

Total Liabilities	$2,957,929	$2,951,307

See accompanying Notes to Financial Statements.

WORLD FINANCIAL NETWORK CREDIT CARD MASTER TRUST

STATEMENTS OF DISTRIBUTABLE INCOME ARISING FROM CASH TRANSACTIONS

(in thousands of dollars)

	For The Year Ended December 31, 2003	For The Year Ended December 31, 2002
Distributable Income
Allocable to Principal	$4,886,011	$4,439,344
Allocable to Interest	681,463	613,129

Total Distributable Income	$5,567,474	$5,052,473

Income Distributed
Distribution of Principal to Purchase New Receivables	$4,521,009	$4,029,963
Interest Paid on Asset Backed Certificates	103,750	113,047
Servicing Fees	44,122	42,761
Distribution to Purchase New Receivables for Amounts Previously Written-off	222,381	216,141
Distribution on Transferor’s Interest	262,134	191,641

Income Distributed	$5,153,396	$4,593,553

Excess of Distributable Income over Income Distributed (Distributed January 15, 2004 and January 15, 2003 respectively)	$414,078	$458,920

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

The financial statements of the Trust are prepared on a cash basis of accounting which differs from financial statements prepared in accordance with accounting principles generally accepted in the United States of America in that interest income and the related assets are recognized when received rather than when earned and distributions to certificateholders are recognized when paid rather than when the obligation is incurred.  The statement of assets and liabilities arising from cash transactions as of December 31, 2003 reflects the amounts to be distributed on January 15, 2004, which represents the distribution of income received by the Trust for the period December 1 through December 31, 2003.

NOTE 2.        Sale of Certificates

The Trust may issue from time to time asset-backed certificates in one or more Series, which will consist of one or more classes of certificates, representing an undivided ownership interest in the Receivables.  As of December 31, 2003 the Trust had issued and had outstanding the following certificates, representing the indicated undivided interest in the Trust Portfolio:

Description	$ Issued	% of Trust Portfolio

Collateral Certificate	2,423,699	100.0%

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

NOTE 5.        Supplementary Financial Data (unaudited)

The following is a summary of distributable income for 2003 and 2002 arising from cash transactions (in thousands of dollars):

2003	Principal	Interest	Servicing Fees	Defaulted Receivables	Transferor’s Interest	Total

Undistributed at December 31, 2002	$409,381	$8,923	$3,798	$19,370	$17,448	$458,920

Quarter Ended:
March 31, 2003	1,218,232	26,344	11,286	55,194	75,351	1,386,407
June 30, 2003	1,082,967	23,888	11,101	57,080	61,191	1,236,227
September 30, 2003	1,084,277	26,485	10,750	52,995	66,191	1,240,698
December 31, 2003	1,091,154	27,551	11,046	56,513	58,959	1,245,223

Total	$4,886,011	$113,191	$47,981	$241,152	$279,140	$5,567,475

2002	Principal	Interest	Servicing Fees	Defaulted Receivables	Transferor’s Interest	Total

Undistributed at December 31, 2001	$330,636	$9,397	$3,489	$18,384	$12,008	$373,914

Quarter Ended:
March 31, 2002	1,049,091	28,401	10,329	55,359	53,168	1,196,348
June 30, 2002	1,002,556	29,224	10,426	55,223	40,838	1,138,267
September 30, 2002	978,914	29,086	11,511	50,293	52,955	1,122,759
December 31, 2002	1,078,147	25,861	10,804	56,253	50,120	1,221,185

Total	$4,439,344	$121,969	$46,559	$235,512	$209,089	$5,052,473

NOTE 6:        Fair Value of Financial Instruments

The fair value of the Trust’s credit card receivables approximate their carrying value due to the short maturity and average interest rates that approximate current market rates.

The fair value of the asset-backed certificates is $2,431 million (carrying value of $2,424 million) as of December 31, 2003 and $2,392 million (carrying value of $2,389 million) as of December 31, 2002, based on quoted market prices or current market rates for similar securities with similar remaining maturities and interest rates.  (See also Note 7)

NOTE 7:        Publicly Issued Certificates

On May 9, 1996, the Trust issued: $445,500,000 6.70% Class A Asset Backed Certificates, Series 1996-A;  $46,750,000 7.00% Class B Asset Backed Certificates, Series 1996-A; $283,500,000 6.95% Class A Asset Backed Certificates, Series 1996-B, and $29,750,000 7.20% Class B Asset Backed Certificates, Series 1996-B.  The Series 1996-A certificates matured and were fully paid out in 2001, the Series 1996-B certificates matured and were fully paid out in 2003.  On September 17, 1999, the Trust issued $473,400,000 1 Month Libor plus 0.33% variable rate Class A Asset Backed Certificates.  The Series 1999-A certificates matured and were fully paid out during 2002.  All of the above Certificates are registered pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended.

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

ITEM 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

No response required pursuant to Instruction to Item 14.

PART IV

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

a)              Listed below are the documents filed as part of this report:

(1)          The following exhibits are filed as part of this Annual Report.

Exhibit No.	Description

31.1

Rule 13a-14(a)/15d-14(a) Certifications

31.2

Rule 13a-14(a)/15d-14(a) Certifications

32.1

Rule 13a-14(b)/15d-14(b) Certifications

32.2

Rule 13a-14(b)/15d-14(b) Certifications

99.1

Annual Servicer’s Certificate

b)             Reports on Form 8-K:

The following current reports on Form 8-K were filed for the fourth quarter of 2001:

Monthly Report	Date of Report

October 2003	November 17, 2003
November 2003	December 15, 2003
December 2003	January 15, 2004

c)              Omitted

d)             Omitted

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Bank, on behalf of the Trust, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

	By:	World Financial Network Credit Card Master Trust
World Financial Network National Bank, as Servicer

Date: March 30, 2004	By:	Daniel T. Groomes
President